Form 10-Q
period 2026-03-31
MOZAYYX Acquisition Corp.
filed 2026-05-13
CIK 2097376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43163

MOZAYYX Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Congress Ave, Suite 1200 Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

(512) 766-6712

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-quarter of one redeemable warrant	MZYX.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	MZYX	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MZYX.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 13, 2026, the registrant had a total of 30,000,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

MOZAYYX ACQUISITION CORP.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated February 24, 2026 and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Quarterly Report on Form 10-Q to conform these statements to actual results or revised expectations.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOZAYYX ACQUISITION CORP.

MOZAYYX Acquisition Corp.
CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Current Assets:
Cash	$1,290,999	$-
Prepaid expenses	239,583	1,893
Total Current Assets	1,530,582	1,893
Deferred offering costs	-	94,519
Investments held in Trust Account	300,955,500	-
Total Assets:	$302,486,082	$96,412

Liabilities and Shareholders’ Deficit:

Liabilities
Current Liabilities:
Related party payable	$142,934	$10,000
Accrued offering expenses	-	70,439
Accrued expenses	44,715	30,750
Total Current Liabilities	187,649	111,189
Deferred Underwriting fee	12,780,000	-
Total Liabilities:	12,967,649	111,189

Commitments and Contingencies (Note 6)
Class A Ordinary Share, $0.0001 par value; 30,000,000 and no shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively, at $10.3 per share as of March 31, 2026 and $0.00 per share at December 31, 2025	300,955,500	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,503,750 shares issued and outstanding(1)	750	750
Additional paid-in capital	—	24,250
Accumulated deficit	(11,437,817)	(39,777)
Total Shareholders’ Deficit	(11,437,067)	(14,777)
Total Liabilities and Shareholders’ Deficit	$302,486,082	$96,412

(1)	March 31, 2026 and December 31, 2025, include up to 3,750 and 978,750, respectively, Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOZAYYX Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Formation and operating expenses	$139,157
TOTAL EXPENSES	139,157

Other income
Interest income earned on investments held in Trust account	955,500
Interest income earned on cash held in Bank account	6,336
TOTAL OTHER INCOME	961,836

Net income	$822,679

Weighted average shares outstanding of Redeemable Class A Ordinary shares, basic	11,000,000
Basic net income per share, Redeemable Class A ordinary shares	$0.05
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, basic (1)	6,882,500
Basic net income per share, Non-redeemable Class B ordinary shares	$0.05

Weighted average shares outstanding of Redeemable Class A Ordinary shares, diluted	11,000,000
Diluted net income per share, Redeemable Class A ordinary shares	$0.04
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, diluted (1)	7,500,000
Diluted net income per share, Non-redeemable Class B ordinary shares	$0.04

(1)	March 31, 2026 excludes 3,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOZAYYX Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025 (1)	7,503,750	$750	$24,250	$(39,777)	$(14,777)
Private placement proceeds	-	-	7,220,000	-	7,220,000
Public warrants, fair value	-	-	2,448,363	-	2,448,363
Offering costs	-	-	(152,916)		(152,916)
Remeasurement	-	-	(9,539,697)	(12,220,719)	(21,760,416)
Net income	-	-	-	822,679	822,679
Balance, March 31, 2026 (1)	7,503,750	$750	$-	$(11,437,817)	$(11,437,067)

(1)	On February 24, 2026, the Company effected a share split of its Class B ordinary shares, resulting in the Sponsor holding 7,503,750 founder shares. All share amounts have been retroactively adjusted to reflect the share split. March 31, 2026 and December 31, 2025, include up to 3,750 and 978,750, respectively, Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mozayyx Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Cash Flows Used in Operating Activities:
Net income	$822,679
Interest income earned on cash held in Trust account	(955,500)
Changes in operating assets and liabilities:
Prepaid expenses	(237,690)
Accrued expenses and offering costs	33,396
Net Cash Used in Operating Activities	(337,115)

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(300,000,000)
Cash Flows Used in Investing Activities	(300,000,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares	300,000,000
Proceeds from Private Placement	7,220,000
Payment of offering costs	(5,591,886)
Net Cash Provided by Financing Activities	301,628,114

Net change in cash	1,290,999
Cash at beginning of period	-
Cash at end of period	$1,290,999

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Remeasurement of Class A ordinary shares subject to possible redemption	$21,760,416

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 1 — Organization and Business Operations

MOZAYYX Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on October 9, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target, and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from October 9, 2025 (inception) through March 31, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company may not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On February 26, 2026, the Company consummated its Initial Public Offering of 30,000,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 3,900,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 3,610,000 of the Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per warrant, or $7,220,000 in the aggregate. Of those 3,610,000 Private Placement Warrants, the Sponsor purchased 2,305,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,305,000 Private Placement Warrants. Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 3,610,000 Warrants (the “Private Placement Warrants”) at a price of $2.00 per Unit in a private placement to the Company’s sponsor, Mozayyx Acquisition Sponsor LLC (the “Sponsor”).

Transaction costs amounted to $18,509,469, consisting of underwriter’s cash commission of $5,220,000, underwriter’s deferred commission of $12,780,000 and $509,469 of other offering costs.

Commencing on April 20, 2026, the holders of Units may elect to separately trade the Ordinary Shares and Warrants included in the Units. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Units not separated will continue to trade on the New York Stock Exchange (the “NYSE”). The Ordinary Shares and the Warrants trade separately on the NYSE.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 1 — Organization and Business Operations (cont.)

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Initial Public Offering ($300,000,000 in the aggregate) will be held in a Trust Account (the “Trust Account”) and initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 1 — Organization and Business Operations (cont.)

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern

As of March 31, 2026, the Company had cash of $1,290,999 and working capital of $1,342,933.

Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 2 — Significant Accounting Policies (cont.)

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash balance was $1,290,999 and $0 as of March 31, 2026 and December 31, 2025. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units are charged to shareholders’ deficit, as the warrants, after management’s evaluation, are accounted for under equity treatment. Deferred offering costs were $0 and $94,519 as of March 31, 2026 and December 31, 2025, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 2 — Significant Accounting Policies (cont.)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the forfeited Class B ordinary shares are considered forfeited at the beginning of the period presented. For basic earnings per share, the forfeited Class B ordinary shares are considered forfeited on the date of forfeiture.

The following table reflects basic net income per ordinary share.

For the Three Months Ended
March 31, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$506,052
Denominator: Weighted average shares outstanding	11,000,000
Net income per Class A Ordinary Share	$0.05
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$316,628
Denominator: Weighted average shares outstanding	6,882,500
Net income per Class B Ordinary Share	$0.05

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 2 — Significant Accounting Policies (cont.)

The following table reflects diluted net income per ordinary share.

For the Three Months Ended
March 31, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$489,161
Denominator: Weighted average shares outstanding	11,000,000
Net income per Class A Ordinary Share	$0.04
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$333,519
Denominator: Weighted average shares outstanding	7,500,000
Net income per Class B Ordinary Share	$0.04

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $300,955,500 and $0, respectively, in money market funds held in the Trust Account.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares.

Warrant Instruments and Forward Purchase Agreements

The Company accounts for the Public Warrants, Private Placement Warrants, and any Forward Purchase Agreements issued in connection with the Initial Public Offering or subsequent private placements in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

Under ASC 815, these instruments are evaluated to determine whether they meet the criteria for derivative classification and, if so, are recorded as derivative liabilities and measured at fair value, with changes in fair value recognized in earnings each reporting period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held in the trust with a financial institution, which, at times, may exceed the Securities Investor Protection Corporation (“SIPC”) limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 2 — Significant Accounting Policies (cont.)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 2 — Significant Accounting Policies (cont.)

Class A Ordinary Shares Subject to Redemption

 The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As March 31, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to public warrants	(2,448,363)
Less: Class A share issuance costs	(18,356,553)
Add: Remeasurement of carrying value to redemption value	21,760,416
Class A shares subject to possible redemption March 31, 2026	$300,955,500

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Class A share and one-quarter of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A share at a price of $11.50 per full share, subject to adjustment (see Note 8).

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 4 —  Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 3,610,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per warrant, or $7,220,000 in the aggregate. Of those 3,610,000 Private Placement Warrants, the Sponsor purchased 2,305,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,305,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 5 — Related Party Transactions

Founder Shares

On October 17, 2025, the Sponsor paid $25,000 on behalf of the Company to cover certain of the Company’s expenses, for which the Company issued founder shares to the Sponsor. On February 24, 2026, the Company effected a share split of its Class B ordinary shares, resulting in the Sponsor holding 7,503,750 founder shares. All share amounts have been retroactively adjusted to reflect the share split. Up to 978,750 founder shares are subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the Initial Public Offering the underwriter partially exercised the option and as March 31 2026, up to 3,750 founder shares are subject surrender. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 3,750 Class B ordinary shares were surrendered in April 2026.

In connection with the Forward Purchase Agreement the Sponsor may transfer certain of its interests to the FPA holders. There has been no transfers as of March 31, 2026.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Forward Purchase Agreement

Payward, Inc. (“Kraken”) which is an affiliate of certain of our directors, and MOZAYYX Master Fund, which is an affiliate of the Sponsor and certain of the Company’s executive officers, have each indicated a non-binding interest in committing up to $25,000,000, for an aggregate of up to $50,000,000, in a private investment in public equity transaction in connection with the initial business combination, in each case subject to diligence and approval of the applicable investor’s investment committee. Any such commitment and purchase by either Kraken or MOZAYYX will be subject to the approval of such party’s investment committee prior to the closing of the initial business combination. Accordingly, if either investment committee does not grant its approval, such party will not be obligated to make the investment. Further, the Company has the right, in its sole discretion, to reduce the amount of or decline any such investment from either party.

The forward purchase shares will be identical to the public shares, except that the forward purchase shares will be subject to certain transfer restrictions.

The funds from the sale of the forward purchase shares are expected to be used to fund a portion of the purchase price of the initial business combination and/or for the working capital needs of the post-business combination company. The obligations to purchase forward purchase shares under the forward purchase agreement are independent of the percentage of shareholders electing to redeem their public shares.

Closing of the FPA is subject to all parties entering into a binding definitive agreement. There can no assurances that the parties will enter into a binding agreement.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 5 — Related Party Transactions (cont.)

Promissory Note — Related Party

On October 17, 2025 the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of March 31, 2026 and December 31, 2025 the Company had borrowed $0 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants will identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to an additional 3,915,000 units to cover over-allotments, if any. In connection with the Initial Public Offering the underwriter partially exercised the option and purchased 3,900,000 additional units. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 3,750 Class B ordinary shares were surrendered in on April 12, 2026.

The underwriters received a cash underwriting discount of $5,220,000 (2.0% of the gross proceeds of the units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option).

Additionally, the underwriters is entitled to a deferred underwriting discount of $10,440,000 (4.0% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option) and $2,340,000 (6.0% of the gross proceeds sold pursuant to the underwriters’ over-allotment option) upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025 there were no shares of Class A ordinary shares issued or outstanding, excluding 30,000,000 Class A Ordinary Shares subject to possible redemption as of March 31, 2026.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On October 17, 2025, the Sponsor paid a vendor $25,000 to cover certain of the Company’s expenses, for which the Company issued founder shares to the Sponsor. On February 24, 2026, the Company effected a share split of its Class B ordinary shares, resulting in the Sponsor holding 7,503,750 founder shares. All share amounts have been retroactively adjusted to reflect the share split. Up to 978,750 of the founder’s shares were subject surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option. In connection with the Initial Public Offering the underwriter partially exercised the option and as up to 3,750 founder shares were subject surrender. Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 3,750 Class B ordinary shares were surrendered in on April 12, 2026.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 8 — Warrants

As of March 31, 2026 and December 31, 2025, there were 11,110,000 and no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 8 — Warrants (cont.)

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 9 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss and reviews information in the same manner as presented on the statement of operations. The measure of segment assets is reported on the balance sheet as total assets.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
march 31, 2026

Note 10 — Fair Value Measurements

The fair value of the $300,000,000 cash held in trust is measured under Level 1 in the fair value hierarchy as of February 26, 2026.

The fair value of the Public and Private Warrants is measured under Level 3 in the fair value hierarchy as of February 26, 2026. The fair value of Public Warrants was determined using the Black-Scholes Model. The Public and Private Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

The market assumptions used to determine fair value are as follows:

As of February 26, 2026
Term	7.0 years
Dividends	0%
Probability of an Initial Business Combination	32.0%
Risk Free Rate	3.78%
Volatility	6.0%
Share Price	$10.00

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the March 31, 2026, balance sheet date through May 13, 2026, the date that the financial statement was available to be issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to March 31, 2026, the underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 3,750 Class B ordinary shares were surrendered in on April 12, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to MOZAYYX Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Mozayyx Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some statements contained in this Quarterly Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements contained in this Quarterly Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial business combination, which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	the potential liquidity and trading of our public securities;

●	the past performance of our directors, executive officers and their affiliates may not be indicative of future performance of an investment in us;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in the Cayman Islands on October 9, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to complete the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $822,679 which primarily consisted of investment income earned on investments in the Trust Account of $955,500 partially offset by formation and operating expenses of $139,157.

Liquidity and Capital Resources

On February 26, 2026, the Company consummated its Initial Public Offering of 30,000,000 units (the “Public Units” and, with respect to the Class A ordinary shares and public warrants included in the Public Units, the “Public Shares”, and “Public Warrants”, respectively), including 3,900,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $300,000,000 (the “Public Proceeds”).

Simultaneously with the closing of the Initial Public Offering, the Company in a private placement sold 3,610,000 of the Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per warrant, or $7,220,000 in the aggregate. Of those 3,610,000 Private Placement Warrants, the Sponsor purchased 2,305,000 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 1,305,000 Private Placement Warrants. Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 3,610,000 Warrants (the “Private Placement Warrants”) at a price of $2.00 per Unit in a private placement to the Company’s sponsor, Mozayyx Acquisition Sponsor LLC (the “Sponsor”).

Transaction costs amounted to $18,509,469, consisting of underwriter’s cash commission of $5,220,000, underwriter’s deferred commission of $12,780,000 and $509,469 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $337,115. Net income of $822,679 was affected by interest earned on investments held in the Trust Account of $955,500, and net change in operating assets and liabilities of $204,294.

For the three months ended March 31, 2026, cash used in investing activities was $300,000,000 which is the amount of the IPO and private placement proceeds deposited into trust account.

For the three months ended March 31, 2026, cash provided by financing activities was $301,628,114, which is the proceeds from the IPO and private placement proceeds less offering costs.

As of March 31, 2026, we held investments in the Trust Account of $300,955,500. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $1,290,999 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, the Sponsor or any of its affiliates or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial Business Combination is not consummated, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be converted into Class A ordinary shares at a conversion price per share equal to $2.00 Any shares issued upon conversion of such Working Capital Loans would be identical to the Class A ordinary shares that are sold as a part of the Public Units of the Initial Public Offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated February 24, 2026, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 26, 2026, we consummated the Initial Public Offering of 30,000,000 Units, including the partial exercise by the underwriters of their over-allotment option in the amount of 3,900,000 Units, at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the consummation of the IPO and the sale of the Units, we consummated the private placement (“Private Placement”) of 3,610,000 warrants (the “Private Placement Warrants”). In this Private Placement, the Sponsor purchased 2,305,000 Private Placement Warrants, while the Representative purchased 1,305,000 Private Placement Warrants, all at a price of $2.00 per Private Placement Warrant, generating total proceeds of $7,220,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at an exercise price of $11.50 per share.

On February 26, 2026, we consummated our IPO of 30,000,000 Units, including 3,900,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share and one-quarter of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share at $11.50 per share.

The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of $300,000,000. On February 26, 2026, simultaneously with the consummation of our IPO, we completed the Private Placement of 3,610,000 Private Placement Warrants at a purchase price of $2.00 per Private Placement Warrant to our Sponsor and the Representative, generating gross proceeds of $7,220,000.

Following the closing of our IPO, a total of $300,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Trust Account includes deferred underwriting commissions of $12,780,000 payable to Cantor Fitzgerald & Co. upon the completion of our initial business combination.

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2026	Mozayyx Acquisition Corp.

	By:	/s/ Benjamin Zucker
Benjamin Zucker
Chief Executive Officer and Chief Financial Officer