Form 10-Q
period 2026-09-30
MOZAYYX Acquisition Corp.
filed 2026-11-13
CIK 2097376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, the registrant had a total of 30,000,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 7,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

MOZAYYX ACQUISITION CORP.

MOZAYYX Acquisition Corp.
CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Current Assets:
Cash	$1,063,228	$-
Prepaid expenses	242,868	1,893
Total Current Assets	1,306,096	1,893
Deferred offering costs	-	94,519
Investments held in Trust Account	306,333,935	-
Total Assets:	$307,640,031	$96,412

Liabilities and Shareholders’ Deficit:

Liabilities
Current Liabilities:
Related party payable	$142,934	$10,000
Accrued offering expenses	-	70,439
Accrued expenses	11,608	30,750
Total Current Liabilities	154,542	111,189
Deferred Underwriting fee	12,780,000	-
Total Liabilities:	12,934,542	111,189

Commitments and Contingencies (Note 6)
Class A Ordinary Share, $0.0001 par value; 30,000,000 and no shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively, at $10.21 per share as of September 30, 2026 and $0.00 per share at December 31, 2025	306,333,935	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding(1)	750	750
Additional paid-in capital	-	24,250
Accumulated deficit	(11,629,196)	(39,777)
Total Shareholders’ Deficit	(11,628,446)	(14,777)
Total Liabilities and Shareholders’ Deficit	$307,640,031	$96,412

(1)	September 30, 2026 and December 31, 2025, include up to 0 and 978,750, respectively, Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOZAYYX Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	For the three months ended	For the nine months ended
	September 30, 2026	September 30, 2026

Formation and operating expenses	$93,607	347,154
TOTAL EXPENSES	93,607	347,154

Other income
Interest income earned on investments held in Trust account	2,740,206	6,333,935
Interest income earned on cash held in Bank account	6,560	22,954
TOTAL OTHER INCOME	2,746,766	6,356,889

Net income	$2,653,159	6,009,735

Weighted average shares outstanding of Redeemable Class A Ordinary shares, basic	30,000,000	23,736,264
Basic net income per share, Redeemable Class A ordinary shares	$0.07	0.19
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, basic (1)	7,500,000	7,296,429
Basic net income per share, Non-redeemable Class B ordinary shares	$0.07	0.19

Weighted average shares outstanding of Redeemable Class A Ordinary shares, diluted	30,000,000	23,736,264
Diluted net income per share, Redeemable Class A ordinary shares	$0.07	0.19
Weighted average shares outstanding of Non-redeemable Class B Ordinary Shares, diluted (1)	7,500,000	7,500,000
Diluted net income per share, Non-redeemable Class B ordinary shares	$0.07	0.19

(1)	September 30, 2026 excludes 0 B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

MOZAYYX Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025 (1)	7,503,750	$750	$24,250	$(39,777)	$(14,777)
Private placement proceeds	-	-	7,220,000	-	7,220,000
Public warrants, fair value	-	-	2,448,363	-	2,448,363
Offering costs	-	-	(152,916)		(152,916)
Remeasurement	-	-	(9,539,697)	(12,220,719)	(21,760,416)
Net income	-	-	-	822,679	822,679
Balance, March 31, 2026 (1)	7,503,750	750	-	(11,437,817)	(11,437,067)
Remeasurement	-	-	-	(2,638,229)	(2,638,229)
Forfeiture of Class B ordinary shares	(3,750)	-	-	-	-
Net income	-	-	-	2,533,897	2,533,897
Balance, June 30, 2026	7,500,000	$750	$-	$(11,542,149)	$(11,541,399)
Remeasurement	-	-	-	(2,740,206)	(2,740,206)
Forfeiture of Class B ordinary shares	-	-	-	-	-
Net income	-	-	-	2,653,159	2,653,159
Balance, September 30, 2026 (1)	7,500,000	$750	$-	$(11,629,196)	$(11,628,446)

(1)	On February 24, 2026, the Company effected a share split of its Class B ordinary shares, resulting in the Sponsor holding 7,503,750 founder shares. All share amounts have been retroactively adjusted to reflect the share split. September 30, 2026 and December 31, 2025, include up to 0 and 978,750, respectively, Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7). In connection with the Initial Public Offering the underwriter partially exercised the option. The underwriter did not exercise the remaining over-allotment option and it expired on April 12, 2026 and the Sponsor forfeited 3,750 Class B ordinary shares on that date.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mozayyx Acquisition Corp.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

Cash Flows Used in Operating Activities:
Net income	$6,009,735
Interest income earned on investments held in the Trust account	(6,333,935)
Changes in operating assets and liabilities:
Prepaid expenses	(240,975)
Accrued expenses and offering costs	288
Net Cash Used in Operating Activities	(564,887)

Cash Flows Used in Investing Activities:
Cash deposited into Trust	(300,000,000)
Cash Flows Used in Investing Activities	(300,000,000)

Cash Flows Provided by Financing Activities:
Proceeds from issuance of Class A shares	300,000,000
Proceeds from Private Placement	7,220,000
Payment of offering costs	(5,591,885)
Net Cash Provided by Financing Activities	301,628,115

Net change in cash	1,063,228
Cash at beginning of period	-
Cash at end of period	$1,063,228

Supplemental Disclosure of cash flow information:
Non-cash investing and financing activities
Related party payments for capitalized offering costs	$142,934
Deferred offering costs included in capitalized offering costs	$94,519
Deferred underwriting fee included in capitalized offering costs	$12,780,000
Remeasurement of Class A ordinary shares subject to possible redemption	$27,138,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from October 9, 2025 (inception) through September 30, 2026, relates to the Company’s formation and the Initial Public Offering (as defined below). The Company may not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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
September 30, 2026

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
September 30, 2026

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

Going Concern

As of September 30, 2026, the Company had cash of $1,063,228 and working capital of $1,151,554.

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
September 30, 2026

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

The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash balance was $1,063,228 and $0 as of September 30, 2026 and December 31, 2025, respectively. The Company did not have any cash equivalents as of September 30, 2026 and December 31, 2025.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

Note 2 — Significant Accounting Policies (cont.)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption are charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Units are charged to shareholders’ deficit, as the warrants, after management’s evaluation, are accounted for under equity treatment. Deferred offering costs were $0 and $94,519 as of September 30, 2026 and December 31, 2025, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2026 and December 31, 2025 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

Note 2 — Significant Accounting Policies (cont.)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. Diluted earnings per share differs from basic earnings per share. For diluted earnings per share, the forfeited Class B ordinary shares are considered forfeited at the beginning of the period presented. For basic earnings per share, the forfeited Class B ordinary shares are considered forfeited on the date of forfeiture.

The following table reflects basic net income per ordinary share.

For the Three Months Ended
September 30, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$2,122,527
Denominator: Weighted average shares outstanding	30,000,000
Net income per Class A Ordinary Share	$0.07
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$530,632
Denominator: Weighted average shares outstanding	7,500,000
Net income per Class B Ordinary Share	$0.07

For the Nine Months Ended
September 30, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$4,596,722
Denominator: Weighted average shares outstanding	23,736,264
Net income per Class A Ordinary Share	$0.19
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$1,413,013
Denominator: Weighted average shares outstanding	7,296,429
Net income per Class B Ordinary Share	$0.19

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

Note 2 — Significant Accounting Policies (cont.)

The following table reflects diluted net income per ordinary share.

For the Three Months Ended
September 30, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$2,122,527
Denominator: Weighted average shares outstanding	30,000,000
Net income per Class A Ordinary Share	$0.07
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$530,632
Denominator: Weighted average shares outstanding	7,500,000
Net income per Class B Ordinary Share	$0.07

For the Nine Months Ended
September 30, 2026
Class A Redeemable ordinary shares
Numerator: Allocation of net income	$4,566,764
Denominator: Weighted average shares outstanding	23,736,264
Net income per Class A Ordinary Share	$0.19
Class B Non-redeemable ordinary shares
Numerator: Allocation of net income	$1,442,971
Denominator: Weighted average shares outstanding	7,500,000
Net income per Class B Ordinary Share	$0.19

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, the Company had $306,333,935 and $0, respectively, in money market funds held in the Trust Account.

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
September 30, 2026

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
September 30, 2026

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

Class A Ordinary Shares Subject to Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As September 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to public warrants	(2,448,363)
Less: Class A share issuance costs	(18,356,553)
Add: Remeasurement of carrying value to redemption value	21,760,416
Class A shares subject to possible redemption March 31, 2026	$300,955,500
Add: Remeasurement of carrying value to redemption value	2,638,229
Class A shares subject to possible redemption June 30, 2026	$303,593,729
Add: Remeasurement of carrying value to redemption value	2,740,206
Class A shares subject to possible redemption September 30, 2026	$306,333,935

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

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

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

Note 5 — Related Party Transactions

Founder Shares

On October 17, 2025, the Sponsor paid $25,000 on behalf of the Company to cover certain of the Company’s expenses, for which the Company issued founder shares to the Sponsor. On February 24, 2026, the Company effected a share split of its Class B ordinary shares, resulting in the Sponsor holding 7,503,750 founder shares. All share amounts have been retroactively adjusted to reflect the share split. Up to 978,750 founder shares are subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised. In connection with the Initial Public Offering the underwriter partially exercised the option and as June 30, 2026, up to 3,750 founder shares are subject surrender. The underwriters did not exercise the remaining portion of the over-allotment option, and the option expired unexercised at the end of the 45-day period following the closing of the Initial Public Offering. As a result, 3,750 Class B ordinary shares were surrendered in April 2026.

In connection with the Forward Purchase Agreement the Sponsor may transfer certain of its interests to the FPA holders. There has been no transfers as of September 30, 2026.

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
September 30, 2026

Note 5 — Related Party Transactions (cont.)

Promissory Note — Related Party

On October 17, 2025 the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of September 30, 2026 and December 31, 2025 the Company had borrowed $0 under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $2.00 per warrant at the option of the lender. The warrants will identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Mozayyx Acquisition Corp.
NOTES TO unaudited condensed FINANCIAL STATEMENTs
September 30, 2026

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025 there were no shares of Class A ordinary shares issued or outstanding, excluding 30,000,000 Class A Ordinary Shares subject to possible redemption as of September 30, 2026.

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
September 30, 2026

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

Note 8 — Warrants

As of September 30, 2026 and December 31, 2025, there were 11,110,000 and no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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
September 30, 2026

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
September 30, 2026

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the September 30, 2026, balance sheet date through November 13, 2026, the date that the financial statement was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 9, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to complete the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months and nine months ended September 30, 2026, we had net income of $2,653,159 and $6,009,735, respectively, which primarily consisted of investment income earned on investments in the Trust Account of $2,740,206 and $6,333,935, respectively, partially offset by formation and operating expenses of $93,607 and $347,154, respectively.

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

For the nine months ended September 30, 2026, cash used in operating activities was $564,887. Net income of $6,009,735 was affected by interest earned on investments held in the Trust Account of $6,333,935, and net change in operating assets and liabilities of $(240,687).

For the nine months ended September 30, 2026, cash used in investing activities was $300,000,000 which is the amount of the IPO and private placement proceeds deposited into trust account.

For the nine months ended September 30, 2026, cash provided by financing activities was $301,628,115, which is the proceeds from the IPO and private placement proceeds less offering costs.

As of September 30, 2026, we held investments in the Trust Account of $306,333,935. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (which interest shall be net of any franchise and income taxes payable and excluding deferred underwriting commissions), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,063,228 in our operating bank account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates.

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

Date: November 13, 2026	MOZAYYX Acquisition Corp.

	By:	/s/ Benjamin Zucker
Benjamin Zucker
Chief Executive Officer and Chief Financial Officer